Form 10-K
period 2018-12-31
GS Mortgage Securities Trust 2018-GS9
filed 2019-03-26
CIK 1731056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-207677-08

Central Index Key Number of the issuing entity: 0001731056

GS Mortgage Securities Trust 2018-GS9

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001004158

GS Mortgage Securities Corporation II

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4059948 38-4059949 38-7196256 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 902-1000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Twelve Oaks Mall Mortgage Loan, the U.S. Industrial Portfolio Mortgage Loan, the Esperanza Mortgage Loan and the Two Democracy Mortgage Loan, which constituted approximately 7.5%, 7.2%, 2.8% and 1.7%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Twelve Oaks Mall Mortgage Loan which is an asset of the issuing entity and two other pari passu loans and three subordinate companion loans, each of which are not assets of the issuing entity, (b) with respect to the U.S. Industrial Portfolio Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Esperanza Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (d) with respect to the Two Democracy Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Twelve Oaks Mall Mortgage Loan, the U.S. Industrial Portfolio Mortgage Loan, the Esperanza Mortgage Loan and the Two Democracy Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 90 Fifth Avenue Mortgage Loan, which constituted approximately 3.8% of the asset pool of the issuing entity as of its cut-off date.  The 90 Fifth Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 90 Fifth Avenue Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the GS Mortgage Securities Trust 2017-GS7 transaction, Commission File Number 333-207677-06 (the “GSMS 2017-GS7 Transaction”). This loan combination, including the 90 Fifth Avenue Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2017-GS7 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the GSMS 2017-GS7 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the GSMS 2017-GS7 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Starwood Lodging Hotel Portfolio Mortgage Loan, which constituted approximately 2.8% of the asset pool of the issuing entity as of its cut-off date.  The Starwood Lodging Hotel Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Starwood Lodging Hotel Portfolio Mortgage Loan and two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the GS Mortgage Securities Corporation Trust 2017-SLP transaction (the “GSMS 2017-SLP Transaction”). This loan combination, including the Starwood Lodging Hotel Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the GSMS 2017-SLP Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the servicer under the trust and servicing agreement for the GSMS 2017-SLP Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as servicer under the trust and servicing agreement for the GSMS 2017-SLP Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as servicer under such trust and servicing agreement, encompasses its roles as both servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Worldwide Plaza Mortgage Loan, which constituted approximately 3.9% of the asset pool of the issuing entity as of its cut-off date.  The Worldwide Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Worldwide Plaza Mortgage Loan and seven other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Worldwide Plaza Trust 2017-WWP transaction (the “WWPT 2017-WWP Transaction”). This loan combination, including the Worldwide Plaza Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the WWPT 2017-WWP Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the servicer under the trust and servicing agreement for the WWPT 2017-WWP Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as servicer under the trust and servicing agreement for the WWPT 2017-WWP Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as servicer under such trust and servicing agreement, encompasses its roles as both servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Bass Pro & Cabela's Portfolio Mortgage Loan, which constituted approximately 3.4% of the asset pool of the issuing entity as of its cut-off date.  The Bass Pro & Cabela's Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Bass Pro & Cabela's Portfolio Mortgage Loan and eleven other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the GS Mortgage Securities Trust 2017-GS8 transaction, Commission File Number 333-207677-07 (the “GSMS 2017-GS8 Transaction”). This loan combination, including the Bass Pro & Cabela's Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2017-GS8 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the GSMS 2017-GS8 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the GSMS 2017-GS8 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Marina Heights State Farm Mortgage Loan, which constituted approximately 8.2% of the asset pool of the issuing entity as of its cut-off date.  The Marina Heights State Farm Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Marina Heights State Farm Mortgage Loan and seven other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the GS Mortgage Securities Corporation Trust 2017-FARM transaction (the “GSMS 2017-FARM Transaction”). This loan combination, including the Marina Heights State Farm Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the GSMS 2017-FARM Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  KeyBank National Association is the servicer under the trust and servicing agreement for the GSMS 2017-FARM Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as servicer under the trust and servicing agreement for the GSMS 2017-FARM Transaction.  Thus, the servicer compliance statement provided by KeyBank National Association, as servicer under such trust and servicing agreement, encompasses its roles as both servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Apple Campus 3 Mortgage Loan, which constituted approximately 7.7% of the asset pool of the issuing entity as of its cut-off date.  The Apple Campus 3 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Apple Campus 3 Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BANK 2018-BNK10 transaction, Commission File Number 333-206677-22 (the “BANK 2018-BNK10 Transaction”). This loan combination, including the Apple Campus 3 Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2018-BNK10 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the BANK 2018-BNK10 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the BANK 2018-BNK10 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and certificate administrator of the 90 Fifth Avenue Mortgage Loan, the Worldwide Plaza Mortgage Loan and the Bass Pro & Cabela's Portfolio Mortgage Loan and the Apple Campus 3 Mortgage Loan, the primary servicer and special servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan and the certificate administrator of the Marina Heights State Farm Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 90 Fifth Avenue Mortgage Loan, the Worldwide Plaza Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan and the Apple Campus 3 Mortgage Loan and the trustee and custodian of the Marina Heights State Farm Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the 90 Fifth Avenue Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Bass Pro & Cabela's Portfolio Mortgage Loan, the Marina Heights State Farm Mortgage Loan and the Apple Campus 3 Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the 90 Fifth Avenue Mortgage Loan and the Worldwide Plaza Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the 90 Fifth Avenue Mortgage Loan, the Worldwide Plaza Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan and the Apple Campus 3 Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the GSMS 2017-GS7 Transaction, the trust and servicing agreement for the WWPT 2017-WWP Transaction, the pooling and servicing agreement for the GSMS 2017-GS8 Transaction and the pooling and servicing agreement for the BANK 2018-BNK10 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 90 Fifth Avenue Mortgage Loan, the Worldwide Plaza Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan and the Apple Campus 3 Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the 90 Fifth Avenue Mortgage Loan, the Starwood Lodging Hotel Portfolio Mortgage Loan, the Worldwide Plaza Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan and the Apple Campus 3 Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that include the Starwood Lodging Hotel Portfolio Mortgage Loan, the Worldwide Plaza Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan, the Marina Heights State Farm Mortgage Loan and the Apple Campus 3 Mortgage Loan (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of U.S. Bank National Association, as trustee, certificate administrator and custodian of the Starwood Lodging Hotel Portfolio Mortgage Loan, Cohen Financial, a Division of SunTrust Bank, as special servicer of the Worldwide Plaza Mortgage Loan and Midland Loan Services, a Division of PNC Bank, National Association, as special servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity and (ii) the servicer compliance statements of  U.S. Bank National Association, as certificate administrator of Starwood Lodging Hotel Portfolio Mortgage Loan, Cohen Financial, a Division of SunTrust Bank, as special servicer of the Worldwide Plaza Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan, KeyBank National Association, as primary servicer of the Marina Heights State Farm Mortgage Loan, AEGON USA Realty Advisors, LLC, as special servicer of the Marina Heights State Farm Mortgage Loan and Torchlight Loan Services, LLC, as special servicer of the the Apple Campus 3 Mortgage Loan Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, and U.S. Bank National Association, as trustee, certificate administrator and custodian:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts.  The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo.  The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality.  The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above.  Previously, U.S. Bank disclosed that the most substantial case was:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.) (collectively, the “BlackRock cases”). U.S. Bank has entered into a settlement agreement that will resolve the BlackRock cases following approval of the dismissals by the applicable court.  Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in. good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on March 29, 2018 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 90 Fifth Avenue Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2017-GS7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2017-GS7 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2017-GS7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Starwood Lodging Hotel Portfolio Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the GSMS 2017-SLP Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the GSMS 2017-SLP Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2017-SLP Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Worldwide Plaza Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the WWPT 2017-WWP Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the WWPT 2017-WWP Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WWPT 2017-WWP Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Bass Pro & Cabela's Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2017-GS8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2017-GS8 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2017-GS8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Marina Heights State Farm Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the GSMS 2017-FARM Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the GSMS 2017-FARM Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2017-FARM Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Apple Campus 3 Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2018-BNK10 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BANK 2018-BNK10 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2018-BNK10 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

Report on Assessment of Compliance with Applicable Servicing Criteria Not Included

For the reasons discussed in the Explanatory Notes above, Midland is not a party performing activities that address servicing criteria relating to 5% or more of the assets of the issuing entity.  Therefore, the report of assessment of compliance with applicable servicing criteria for Midland has not been included as an exhibit to this Annual Report on Form 10-K.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of March 1, 2018, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 29, 2018 under Commission File No. 333-207677-08 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of August 1, 2017, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Cayman Agent, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on March 29, 2018 under Commission File No. 333-207677-08 and incorporated by reference herein).

4.3           Trust and Servicing Agreement, dated as of October 6, 2017, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Servicer, Wells Fargo Bank, National Association, as Special Servicer, U.S. Bank National Association, as Certificate Administrator, U.S. Bank National Association, as Custodian, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on March 29, 2018 under Commission File No. 333-207677-08 and incorporated by reference herein).

4.4           Trust and Servicing Agreement, dated as of November 10, 2017, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Servicer, Cohen Financial, a Division of SunTrust Bank, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on March 29, 2018 under Commission File No. 333-207677-08 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on March 29, 2018 under Commission File No. 333-207677-08 and incorporated by reference herein).

4.6           Trust and Servicing Agreement, dated as of December 29, 2017, by and among GS Mortgage Securities Corporation II, as Depositor, KeyBank National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Custodian and Trustee, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on March 29, 2018 under Commission File No. 333-207677-08 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of February 1, 2018, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Torchlight Loan Services, LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servcer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on March 29, 2018 under Commission File No. 333-207677-08 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of December 29, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1-S Holder, Initial Note A-1-C1 Holder and Initial Note A-1-C2 Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-2-C1 Holder, Initial Note A-2-C2 Holder, Initial Note A-2-C3 Holder, Initial Note A-2-C4 Holder and Initial Note A-2-C5 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on March 29, 2018 under Commission File No. 333-207677-08 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of February 13, 2018, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as Initial Note A-2 Holder, Wells Fargo Bank, National Association, as Initial Note A-3 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-4 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-5 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on March 29, 2018 under Commission File No. 333-207677-08 and incorporated by reference herein).

4.10         Agreement Among Noteholders, dated as of March 14, 2018, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder, Teachers Insurance and Annuity Association of America, as Initial Note B-1 Holder, Teachers Insurance and Annuity Association of America, as Initial Note B-2 Holder, Teachers Insurance and Annuity Association of America, as Initial Note B-3 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on March 29, 2018 under Commission File No. 333-207677-08 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of March 29, 2018, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on March 29, 2018 under Commission File No. 333-207677-08 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of November 10, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1-S Holder, Initial Note A-1-C1 Holder, Initial Note A-1-C2 Holder and Initial Note B-1-S Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-2-S Holder, Initial Note A-2-C1 Holder, Initial Note A-2-C2 Holder, Initial Note A-2-C3 Holder, Initial Note A-2-C4 Holder and Initial Note B-2-S Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on March 29, 2018 under Commission File No. 333-207677-08 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of August 21, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-3 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on March 29, 2018 under Commission File No. 333-207677-08 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of November 16, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1(A-CP) Holder, Initial Note A-1(A-NCP) Holder and Initial Note A-1(B-CP) Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3(A-CP) Holder, Initial Note A-3(B-CP) Holder, Initial Note A-3(C-CP) Holder, Initial Note A-3(D-NCP) Holder, Initial Note A-3(E-NCP) Holder and Initial Note A-3(F-NCP) Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on March 29, 2018 under Commission File No. 333-207677-08 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of November 1, 2017, by an between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on March 29, 2018 under Commission File No. 333-207677-08 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of October 6, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-3 Holder, and Goldman Sachs Mortgage Company, as Initial Note B Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on March 29, 2018 under Commission File No. 333-207677-08 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of March 29, 2018, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on March 29, 2018 under Commission File No. 333-207677-08 and incorporated by reference herein).

10.1         Mortgage Loan Purchase Agreement, dated as of March 1, 2018, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10 to the registrant’s Current Report on Form 8-K filed on March 29, 2018 under Commission File No. 333-207677-08 and incorporated by reference herein)

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         Rialto Capital Advisors, LLC, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Twelve Oaks Mall Mortgage Loan (see Exhibit 33.1)

33.10       Rialto Capital Advisors, LLC, as Special Servicer of the Twelve Oaks Mall Mortgage Loan (see Exhibit 33.2)

33.11       Wilmington Trust, National Association, as Trustee of the Twelve Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Twelve Oaks Mall Mortgage Loan (see Exhibit 33.4)

33.13       Wells Fargo Bank, National Association, as Custodian of the Twelve Oaks Mall Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the Twelve Oaks Mall Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Twelve Oaks Mall Mortgage Loan (see Exhibit 33.7)

33.16       National Tax Search, LLC, as Servicing Function Participant of the Twelve Oaks Mall Mortgage Loan (see Exhibit 33.8)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.18       Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the U.S. Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Certificate Administrator of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.21       Wells Fargo Bank, National Association, as Custodian of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.22       Pentalpha Surveillance LLC, as Operating Advisor of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.7)

33.24       National Tax Search, LLC, as Servicing Function Participant of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.8)

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the Esperanza Mortgage Loan (see Exhibit 33.1)

33.26       Rialto Capital Advisors, LLC, as Special Servicer of the Esperanza Mortgage Loan (see Exhibit 33.2)

33.27       Wilmington Trust, National Association, as Trustee of the Esperanza Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Esperanza Mortgage Loan (see Exhibit 33.4)

33.29       Wells Fargo Bank, National Association, as Custodian of the Esperanza Mortgage Loan (see Exhibit 33.5)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the Esperanza Mortgage Loan (see Exhibit 33.6)

33.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 33.7)

33.32       National Tax Search, LLC, as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 33.8)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the Two Democracy Mortgage Loan (see Exhibit 33.1)

33.34       Rialto Capital Advisors, LLC, as Special Servicer of the Two Democracy Mortgage Loan (see Exhibit 33.2)

33.35       Wilmington Trust, National Association, as Trustee of the Two Democracy Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Two Democracy Mortgage Loan (see Exhibit 33.4)

33.37       Wells Fargo Bank, National Association, as Custodian of the Two Democracy Mortgage Loan (see Exhibit 33.5)

33.38       Pentalpha Surveillance LLC, as Operating Advisor of the Two Democracy Mortgage Loan (see Exhibit 33.6)

33.39       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Two Democracy Mortgage Loan (see Exhibit 33.7)

33.40       National Tax Search, LLC, as Servicing Function Participant of the Two Democracy Mortgage Loan (see Exhibit 33.8)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.1)

33.42       Rialto Capital Advisors, LLC, as Special Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.2)

33.43       Wilmington Trust, National Association, as Trustee of the 90 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Certificate Administrator of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.4)

33.45       Wells Fargo Bank, National Association, as Custodian of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.5)

33.46       Park Bridge Lender Services LLC, as Operating Advisor of the 90 Fifth Avenue Mortgage Loan

33.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.7)

33.48       National Tax Search, LLC, as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.8)

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.50       Wells Fargo Bank, National Association, as Special Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.51       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Starwood Lodging Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.53       National Tax Search, LLC, as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.8)

33.54       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan (see Exhibit 33.1)

33.55       Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wilmington Trust, National Association, as Trustee of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Certificate Administrator of the Worldwide Plaza Mortgage Loan (see Exhibit 33.4)

33.58       Wells Fargo Bank, National Association, as Custodian of the Worldwide Plaza Mortgage Loan (see Exhibit 33.5)

33.59       Park Bridge Lender Services LLC, as Operating Advisor of the Worldwide Plaza Mortgage Loan (see Exhibit 33.46)

33.60       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 33.7)

33.61       National Tax Search, LLC, as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 33.8)

33.62       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.1)

33.63       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.4)

33.66       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.5)

33.67       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.6)

33.68       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.7)

33.69       National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.8)

33.70       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan

33.71       AEGON USA Realty Advisors, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan

33.72       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.4)

33.73       Wells Fargo Bank, National Association, as Custodian of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.5)

33.74       Pentalpha Surveillance LLC, as Operating Advisor of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.6)

33.75       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 33.1)

33.76       Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan

33.77       Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Wells Fargo Bank, National Association, as Certificate Administrator of the Apple Campus 3 Mortgage Loan (see Exhibit 33.4)

33.79       Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (see Exhibit 33.5)

33.80       Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan (see Exhibit 33.6)

33.81       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 33.7)

33.82       National Tax Search, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         Rialto Capital Advisors, LLC, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Twelve Oaks Mall Mortgage Loan (see Exhibit 34.1)

34.10       Rialto Capital Advisors, LLC, as Special Servicer of the Twelve Oaks Mall Mortgage Loan (see Exhibit 34.2)

34.11       Wilmington Trust, National Association, as Trustee of the Twelve Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Twelve Oaks Mall Mortgage Loan (see Exhibit 34.4)

34.13       Wells Fargo Bank, National Association, as Custodian of the Twelve Oaks Mall Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the Twelve Oaks Mall Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Twelve Oaks Mall Mortgage Loan (see Exhibit 34.7)

34.16       National Tax Search, LLC, as Servicing Function Participant of the Twelve Oaks Mall Mortgage Loan (see Exhibit 34.8)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.18       Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the U.S. Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Certificate Administrator of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.21       Wells Fargo Bank, National Association, as Custodian of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.22       Pentalpha Surveillance LLC, as Operating Advisor of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.7)

34.24       National Tax Search, LLC, as Servicing Function Participant of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.8)

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the Esperanza Mortgage Loan (see Exhibit 34.1)

34.26       Rialto Capital Advisors, LLC, as Special Servicer of the Esperanza Mortgage Loan (see Exhibit 34.2)

34.27       Wilmington Trust, National Association, as Trustee of the Esperanza Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Esperanza Mortgage Loan (see Exhibit 34.4)

34.29       Wells Fargo Bank, National Association, as Custodian of the Esperanza Mortgage Loan (see Exhibit 34.5)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the Esperanza Mortgage Loan (see Exhibit 34.6)

34.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 34.7)

34.32       National Tax Search, LLC, as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 34.8)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the Two Democracy Mortgage Loan (see Exhibit 34.1)

34.34       Rialto Capital Advisors, LLC, as Special Servicer of the Two Democracy Mortgage Loan (see Exhibit 34.2)

34.35       Wilmington Trust, National Association, as Trustee of the Two Democracy Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Two Democracy Mortgage Loan (see Exhibit 34.4)

34.37       Wells Fargo Bank, National Association, as Custodian of the Two Democracy Mortgage Loan (see Exhibit 34.5)

34.38       Pentalpha Surveillance LLC, as Operating Advisor of the Two Democracy Mortgage Loan (see Exhibit 34.6)

34.39       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Two Democracy Mortgage Loan (see Exhibit 34.7)

34.40       National Tax Search, LLC, as Servicing Function Participant of the Two Democracy Mortgage Loan (see Exhibit 34.8)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.1)

34.42       Rialto Capital Advisors, LLC, as Special Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.2)

34.43       Wilmington Trust, National Association, as Trustee of the 90 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Certificate Administrator of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.4)

34.45       Wells Fargo Bank, National Association, as Custodian of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.5)

34.46       Park Bridge Lender Services LLC, as Operating Advisor of the 90 Fifth Avenue Mortgage Loan

34.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.7)

34.48       National Tax Search, LLC, as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.8)

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.50       Wells Fargo Bank, National Association, as Special Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.51       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Starwood Lodging Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.53       National Tax Search, LLC, as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.8)

34.54       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan (see Exhibit 34.1)

34.55       Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wilmington Trust, National Association, as Trustee of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Certificate Administrator of the Worldwide Plaza Mortgage Loan (see Exhibit 34.4)

34.58       Wells Fargo Bank, National Association, as Custodian of the Worldwide Plaza Mortgage Loan (see Exhibit 34.5)

34.59       Park Bridge Lender Services LLC, as Operating Advisor of the Worldwide Plaza Mortgage Loan (see Exhibit 34.46)

34.60       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 34.7)

34.61       National Tax Search, LLC, as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 34.8)

34.62       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.1)

34.63       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.4)

34.66       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.5)

34.67       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.6)

34.68       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.7)

34.69       National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.8)

34.70       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan

34.71       AEGON USA Realty Advisors, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan

34.72       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.4)

34.73       Wells Fargo Bank, National Association, as Custodian of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.5)

34.74       Pentalpha Surveillance LLC, as Operating Advisor of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.6)

34.75       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 34.1)

34.76       Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan

34.77       Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Wells Fargo Bank, National Association, as Certificate Administrator of the Apple Campus 3 Mortgage Loan (see Exhibit 34.4)

34.79       Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (see Exhibit 34.5)

34.80       Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan (see Exhibit 34.6)

34.81       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 34.7)

34.82       National Tax Search, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Twelve Oaks Mall Mortgage Loan (see Exhibit 35.1)

35.5         Rialto Capital Advisors, LLC, as Special Servicer of the Twelve Oaks Mall Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator of the Twelve Oaks Mall Mortgage Loan (see Exhibit 35.3)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 35.3)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Esperanza Mortgage Loan (see Exhibit 35.1)

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the Esperanza Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Esperanza Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Two Democracy Mortgage Loan (see Exhibit 35.1)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Two Democracy Mortgage Loan (see Exhibit 35.2)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Two Democracy Mortgage Loan (see Exhibit 35.3)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Fifth Avenue Mortgage Loan

35.17       Rialto Capital Advisors, LLC, as Special Servicer of the 90 Fifth Avenue Mortgage Loan

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the 90 Fifth Avenue Mortgage Loan (see Exhibit 35.3)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan

35.20       Wells Fargo Bank, National Association, as Special Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan

35.21       U.S. Bank National Association, as Certificate Administrator of the Starwood Lodging Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan

35.23       Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the Worldwide Plaza Mortgage Loan (see Exhibit 35.3)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.3)

35.28       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       AEGON USA Realty Advisors, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Marina Heights State Farm Mortgage Loan (see Exhibit 35.3)

35.31       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan

35.32       Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

35.33       Wells Fargo Bank, National Association, as Certificate Administrator of the Apple Campus 3 Mortgage Loan (see Exhibit 35.3)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Leah Nivison

Leah Nivison, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 25, 2019