Form 10-K
period 2019-12-31
GS Mortgage Securities Trust 2018-GS9
filed 2020-03-18
CIK 1731056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 902-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Apple Campus 3 Mortgage Loan, the Worldwide Plaza Mortgage Loan, the 90 Fifth Avenue  Mortgage Loan and the Bass Pro & Cabela's Portfolio Mortgage Loan and the primary servicer and special servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Apple Campus 3 Mortgage Loan, the Worldwide Plaza Mortgage Loan, the 90 Fifth Avenue  Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan and the Marina Heights State Farm Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Apple Campus 3 Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan and the Marina Heights State Farm Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the Worldwide Plaza Mortgage Loan and the 90 Fifth Avenue  Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association acts as trustee of the Marina Heights State Farm Mortgage Loan.  Pursuant to the trust and servicing agreement for the GSMS 2017-FARM Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Marina Heights State Farm Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

U.S. Bank National Association acts as trustee of the Starwood Lodging Hotel Portfolio Mortgage Loan.  Pursuant to the trust and servicing agreement for the GSMS 2017-SLP Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Starwood Lodging Hotel Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 90 Fifth Avenue  Mortgage Loan, the Worldwide Plaza Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan, the Marina Heights State Farm Mortgage Loan, the Apple Campus 3 Mortgage Loan and the Starwood Lodging Hotel Portfolio Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Starwood Lodging Hotel Portfolio Mortgage Loan, the Worldwide Plaza Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan, the Marina Heights State Farm Mortgage Loan and the Apple Campus 3 Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of U.S. Bank National Association as custodian of the Starwood Lodging Hotel Portfolio Mortgage Loan, Cohen Financial, a Division of Truist Bank (f/k/a Cohen Financial, a Division of SunTrust Bank) as special servicer of the Worldwide Plaza Mortgage Loan and Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Cohen Financial, a Division of Truist Bank (f/k/a Cohen Financial, a Division of SunTrust Bank) as special servicer of the Worldwide Plaza Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan, KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan, AEGON USA Realty Advisors, LLC as special servicer of the Marina Heights State Farm Mortgage Loan and Torchlight Loan Services, LLC as special servicer of the Apple Campus 3 Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Twelve Oaks Mall Mortgage Loan (see Exhibit 33.1)

33.10       Rialto Capital Advisors, LLC, as Special Servicer of the Twelve Oaks Mall Mortgage Loan (see Exhibit 33.2)

33.11       Wilmington Trust, National Association, as Trustee of the Twelve Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the Twelve Oaks Mall Mortgage Loan (see Exhibit 33.5)

33.13       Pentalpha Surveillance LLC, as Operating Advisor of the Twelve Oaks Mall Mortgage Loan (see Exhibit 33.6)

33.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Twelve Oaks Mall Mortgage Loan (see Exhibit 33.7)

33.15       National Tax Search, LLC, as Servicing Function Participant of the Twelve Oaks Mall Mortgage Loan (see Exhibit 33.8)

33.16       Wells Fargo Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.17       Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.2)

33.18       Wilmington Trust, National Association, as Trustee of the U.S. Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.20       Pentalpha Surveillance LLC, as Operating Advisor of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.7)

33.22       National Tax Search, LLC, as Servicing Function Participant of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.8)

33.23       Wells Fargo Bank, National Association, as Primary Servicer of the Esperanza Mortgage Loan (see Exhibit 33.1)

33.24       Rialto Capital Advisors, LLC, as Special Servicer of the Esperanza Mortgage Loan (see Exhibit 33.2)

33.25       Wilmington Trust, National Association, as Trustee of the Esperanza Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the Esperanza Mortgage Loan (see Exhibit 33.5)

33.27       Pentalpha Surveillance LLC, as Operating Advisor of the Esperanza Mortgage Loan (see Exhibit 33.6)

33.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 33.7)

33.29       National Tax Search, LLC, as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 33.8)

33.30       Wells Fargo Bank, National Association, as Primary Servicer of the Two Democracy Mortgage Loan (see Exhibit 33.1)

33.31       Rialto Capital Advisors, LLC, as Special Servicer of the Two Democracy Mortgage Loan (see Exhibit 33.2)

33.32       Wilmington Trust, National Association, as Trustee of the Two Democracy Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Wells Fargo Bank, National Association, as Custodian of the Two Democracy Mortgage Loan (see Exhibit 33.5)

33.34       Pentalpha Surveillance LLC, as Operating Advisor of the Two Democracy Mortgage Loan (see Exhibit 33.6)

33.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Two Democracy Mortgage Loan (see Exhibit 33.7)

33.36       National Tax Search, LLC, as Servicing Function Participant of the Two Democracy Mortgage Loan (see Exhibit 33.8)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.1)

33.38       Rialto Capital Advisors, LLC, as Special Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.2)

33.39       Wilmington Trust, National Association, as Trustee of the 90 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Custodian of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.5)

33.41       Park Bridge Lender Services LLC, as Operating Advisor of the 90 Fifth Avenue Mortgage Loan

33.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.7)

33.43       National Tax Search, LLC, as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.8)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.45       Wells Fargo Bank, National Association, as Special Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.46       U.S. Bank National Association, as Trustee and Custodian of the Starwood Lodging Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.48       National Tax Search, LLC, as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.8)

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan (see Exhibit 33.1)

33.50       Cohen Financial, a Division of Truist Bank (f/k/a Cohen Financial, a Division of SunTrust Bank), as Special Servicer of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Wilmington Trust, National Association, as Trustee of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the Worldwide Plaza Mortgage Loan (see Exhibit 33.5)

33.53       Park Bridge Lender Services LLC, as Operating Advisor of the Worldwide Plaza Mortgage Loan (see Exhibit 33.41)

33.54       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 33.7)

33.55       National Tax Search, LLC, as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 33.8)

33.56       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.1)

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.5)

33.60       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.6)

33.61       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.7)

33.62       National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.8)

33.63       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan

33.64       AEGON USA Realty Advisors, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan

33.65       Wells Fargo Bank, National Association, as Trustee of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.5)

33.67       Pentalpha Surveillance LLC, as Operating Advisor of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.6)

33.68       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 33.1)

33.69       Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan

33.70       Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (see Exhibit 33.5)

33.72       Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan (see Exhibit 33.6)

33.73       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 33.7)

33.74       National Tax Search, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 33.8)

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

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Twelve Oaks Mall Mortgage Loan (see Exhibit 34.1)

34.10       Rialto Capital Advisors, LLC, as Special Servicer of the Twelve Oaks Mall Mortgage Loan (see Exhibit 34.2)

34.11       Wilmington Trust, National Association, as Trustee of the Twelve Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the Twelve Oaks Mall Mortgage Loan (see Exhibit 34.5)

34.13       Pentalpha Surveillance LLC, as Operating Advisor of the Twelve Oaks Mall Mortgage Loan (see Exhibit 34.6)

34.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Twelve Oaks Mall Mortgage Loan (see Exhibit 34.7)

34.15       National Tax Search, LLC, as Servicing Function Participant of the Twelve Oaks Mall Mortgage Loan (see Exhibit 34.8)

34.16       Wells Fargo Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.17       Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.2)

34.18       Wilmington Trust, National Association, as Trustee of the U.S. Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.20       Pentalpha Surveillance LLC, as Operating Advisor of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.7)

34.22       National Tax Search, LLC, as Servicing Function Participant of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.8)

34.23       Wells Fargo Bank, National Association, as Primary Servicer of the Esperanza Mortgage Loan (see Exhibit 34.1)

34.24       Rialto Capital Advisors, LLC, as Special Servicer of the Esperanza Mortgage Loan (see Exhibit 34.2)

34.25       Wilmington Trust, National Association, as Trustee of the Esperanza Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the Esperanza Mortgage Loan (see Exhibit 34.5)

34.27       Pentalpha Surveillance LLC, as Operating Advisor of the Esperanza Mortgage Loan (see Exhibit 34.6)

34.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 34.7)

34.29       National Tax Search, LLC, as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 34.8)

34.30       Wells Fargo Bank, National Association, as Primary Servicer of the Two Democracy Mortgage Loan (see Exhibit 34.1)

34.31       Rialto Capital Advisors, LLC, as Special Servicer of the Two Democracy Mortgage Loan (see Exhibit 34.2)

34.32       Wilmington Trust, National Association, as Trustee of the Two Democracy Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Wells Fargo Bank, National Association, as Custodian of the Two Democracy Mortgage Loan (see Exhibit 34.5)

34.34       Pentalpha Surveillance LLC, as Operating Advisor of the Two Democracy Mortgage Loan (see Exhibit 34.6)

34.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Two Democracy Mortgage Loan (see Exhibit 34.7)

34.36       National Tax Search, LLC, as Servicing Function Participant of the Two Democracy Mortgage Loan (see Exhibit 34.8)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.1)

34.38       Rialto Capital Advisors, LLC, as Special Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.2)

34.39       Wilmington Trust, National Association, as Trustee of the 90 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Custodian of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.5)

34.41       Park Bridge Lender Services LLC, as Operating Advisor of the 90 Fifth Avenue Mortgage Loan

34.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.7)

34.43       National Tax Search, LLC, as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.8)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.45       Wells Fargo Bank, National Association, as Special Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.46       U.S. Bank National Association, as Trustee and Custodian of the Starwood Lodging Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.48       National Tax Search, LLC, as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.8)

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan (see Exhibit 34.1)

34.50       Cohen Financial, a Division of Truist Bank (f/k/a Cohen Financial, a Division of SunTrust Bank), as Special Servicer of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Wilmington Trust, National Association, as Trustee of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the Worldwide Plaza Mortgage Loan (see Exhibit 34.5)

34.53       Park Bridge Lender Services LLC, as Operating Advisor of the Worldwide Plaza Mortgage Loan (see Exhibit 34.41)

34.54       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 34.7)

34.55       National Tax Search, LLC, as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 34.8)

34.56       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.1)

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.5)

34.60       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.6)

34.61       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.7)

34.62       National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.8)

34.63       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan

34.64       AEGON USA Realty Advisors, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan

34.65       Wells Fargo Bank, National Association, as Trustee of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.5)

34.67       Pentalpha Surveillance LLC, as Operating Advisor of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.6)

34.68       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 34.1)

34.69       Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan

34.70       Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (see Exhibit 34.5)

34.72       Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan (see Exhibit 34.6)

34.73       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 34.7)

34.74       National Tax Search, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 34.8)

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

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Twelve Oaks Mall Mortgage Loan (see Exhibit 35.1)

35.5         Rialto Capital Advisors, LLC, as Special Servicer of the Twelve Oaks Mall Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Esperanza Mortgage Loan (see Exhibit 35.1)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Esperanza Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Two Democracy Mortgage Loan (see Exhibit 35.1)

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the Two Democracy Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 35.1)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 35.2)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.15       Wells Fargo Bank, National Association, as Special Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan (see Exhibit 35.1)

35.17       Cohen Financial, a Division of Truist Bank (f/k/a Cohen Financial, a Division of SunTrust Bank), as Special Servicer of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.1)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       AEGON USA Realty Advisors, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 35.1)

35.23       Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 18, 2020