Form 10-K
period 2021-12-31
GS Mortgage Securities Trust 2018-GS9
filed 2022-03-10
CIK 1731056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Starwood Lodging Hotel Portfolio Mortgage Loan, which constituted approximately 2.8% of the asset pool of the issuing entity as of its cut-off date.  The Starwood Lodging Hotel Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Starwood Lodging Hotel Portfolio Mortgage Loan,  two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the GS Mortgage Securities Corporation Trust 2017-SLP transaction (the “GSMS 2017-SLP Transaction”). This loan combination, including the Starwood Lodging Hotel Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the GSMS 2017-SLP Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Worldwide Plaza Mortgage Loan, which constituted approximately 3.9% of the asset pool of the issuing entity as of its cut-off date.  The Worldwide Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Worldwide Plaza Mortgage Loan, seven other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Worldwide Plaza Trust 2017-WWP transaction (the “WWPT 2017-WWP Transaction”). This loan combination, including the Worldwide Plaza Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the WWPT 2017-WWP Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

AEGON USA Realty Advisors, LLC is the special servicer of the Marina Heights State Farm Mortgage Loan, which constituted approximately 8.2% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Marina Heights State Farm Mortgage Loan from January 1, 2021 to April 8, 2021. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Situs Holdings, LLC is the special servicer of the Marina Heights State Farm Mortgage Loan and Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank is the special servicer of the Worldwide Plaza Mortgage Loan, which constituted approximately 8.2% and 3.9%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Marina Heights State Farm Mortgage Loan from April 9, 2021 to December 31, 2021. As a result, Situs Holdings, LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the 90 Fifth Avenue Mortgage Loan, the Starwood Lodging Hotel Portfolio Mortgage Loan, the Worldwide Plaza Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan and the Apple Campus 3 Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Starwood Lodging Hotel Portfolio Mortgage Loan, the Worldwide Plaza Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan, the Marina Heights State Farm Mortgage Loan and the Apple Campus 3 Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of U.S. Bank National Association as custodian of the Starwood Lodging Hotel Portfolio Mortgage Loan and Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of AEGON USA Realty Advisors, LLC as special servicer of the Marina Heights State Farm Mortgage Loan prior to April 9, 2021 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the Marina Heights State Farm Mortgage Loan prior to April 9, 2021, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan, KeyBank National Association as primary servicer of the Marina Heights State Farm Mortgage Loan and Torchlight Loan Services, LLC as special servicer of the Apple Campus 3 Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statement of Situs Holdings, LLC as special servicer of the Marina Heights State Farm Mortgage Loan on and after April 9, 2021 and Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank as special servicer of the Worldwide Plaza Mortgage Loan listed on the Exhibit Index is omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator and Custodian.

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

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses.  It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

The report on assessment of compliance for the twelve months ended December 31, 2021, furnished pursuant to Item 1122 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement for the twelve months ended December 31, 2021, furnished pursuant to Item 1123 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

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

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Twelve Oaks Mall Mortgage Loan (see Exhibit 33.1)

33.11       Rialto Capital Advisors, LLC, as Special Servicer of the Twelve Oaks Mall Mortgage Loan (see Exhibit 33.2)

33.12       Wilmington Trust, National Association, as Trustee of the Twelve Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the Twelve Oaks Mall Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the Twelve Oaks Mall Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Twelve Oaks Mall Mortgage Loan (see Exhibit 33.7)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.18       Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the U.S. Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.21       Pentalpha Surveillance LLC, as Operating Advisor of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.7)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.24       Wells Fargo Bank, National Association, as Primary Servicer of the Esperanza Mortgage Loan (see Exhibit 33.1)

33.25       Rialto Capital Advisors, LLC, as Special Servicer of the Esperanza Mortgage Loan (see Exhibit 33.2)

33.26       Wilmington Trust, National Association, as Trustee of the Esperanza Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the Esperanza Mortgage Loan (see Exhibit 33.5)

33.28       Pentalpha Surveillance LLC, as Operating Advisor of the Esperanza Mortgage Loan (see Exhibit 33.6)

33.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 33.7)

33.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.31       Wells Fargo Bank, National Association, as Primary Servicer of the Two Democracy Mortgage Loan (see Exhibit 33.1)

33.32       Rialto Capital Advisors, LLC, as Special Servicer of the Two Democracy Mortgage Loan (see Exhibit 33.2)

33.33       Wilmington Trust, National Association, as Trustee of the Two Democracy Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the Two Democracy Mortgage Loan (see Exhibit 33.5)

33.35       Pentalpha Surveillance LLC, as Operating Advisor of the Two Democracy Mortgage Loan (see Exhibit 33.6)

33.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the Two Democracy Mortgage Loan (see Exhibit 33.7)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.38       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.1)

33.39       Rialto Capital Advisors, LLC, as Special Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.2)

33.40       Wilmington Trust, National Association, as Trustee of the 90 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.5)

33.42       Park Bridge Lender Services LLC, as Operating Advisor of the 90 Fifth Avenue Mortgage Loan

33.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.7)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.46       Wells Fargo Bank, National Association, as Special Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.47       U.S. Bank National Association, as Trustee and Custodian of the Starwood Lodging Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       CoreLogic Solutions, LLC, as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

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

33.51       Wilmington Trust, National Association, as Trustee of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the Worldwide Plaza Mortgage Loan (see Exhibit 33.5)

33.53       Park Bridge Lender Services LLC, as Operating Advisor of the Worldwide Plaza Mortgage Loan (see Exhibit 33.42)

33.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 33.7)

33.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

33.58       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.5)

33.60       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.6)

33.61       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.7)

33.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.63       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan

33.64       AEGON USA Realty Advisors, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan prior to April 9, 2021(Omitted. See Explanatory Notes.)

33.65       Situs Holdings, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan on and after April 9, 2021 (see Exhibit 33.50)

33.66       Wells Fargo Bank, National Association, as Trustee of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.5)

33.68       Pentalpha Surveillance LLC, as Operating Advisor of the Marina Heights State Farm Mortgage Loan (see Exhibit 33.6)

33.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.70       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 33.1)

33.71       Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan

33.72       Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (see Exhibit 33.5)

33.74       Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan (see Exhibit 33.6)

33.75       CoreLogic Solutions, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 33.7)

33.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Twelve Oaks Mall Mortgage Loan (see Exhibit 34.1)

34.11       Rialto Capital Advisors, LLC, as Special Servicer of the Twelve Oaks Mall Mortgage Loan (see Exhibit 34.2)

34.12       Wilmington Trust, National Association, as Trustee of the Twelve Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the Twelve Oaks Mall Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the Twelve Oaks Mall Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Twelve Oaks Mall Mortgage Loan (see Exhibit 34.7)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.18       Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the U.S. Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.21       Pentalpha Surveillance LLC, as Operating Advisor of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.7)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.24       Wells Fargo Bank, National Association, as Primary Servicer of the Esperanza Mortgage Loan (see Exhibit 34.1)

34.25       Rialto Capital Advisors, LLC, as Special Servicer of the Esperanza Mortgage Loan (see Exhibit 34.2)

34.26       Wilmington Trust, National Association, as Trustee of the Esperanza Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the Esperanza Mortgage Loan (see Exhibit 34.5)

34.28       Pentalpha Surveillance LLC, as Operating Advisor of the Esperanza Mortgage Loan (see Exhibit 34.6)

34.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 34.7)

34.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.31       Wells Fargo Bank, National Association, as Primary Servicer of the Two Democracy Mortgage Loan (see Exhibit 34.1)

34.32       Rialto Capital Advisors, LLC, as Special Servicer of the Two Democracy Mortgage Loan (see Exhibit 34.2)

34.33       Wilmington Trust, National Association, as Trustee of the Two Democracy Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the Two Democracy Mortgage Loan (see Exhibit 34.5)

34.35       Pentalpha Surveillance LLC, as Operating Advisor of the Two Democracy Mortgage Loan (see Exhibit 34.6)

34.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the Two Democracy Mortgage Loan (see Exhibit 34.7)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.38       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.1)

34.39       Rialto Capital Advisors, LLC, as Special Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.2)

34.40       Wilmington Trust, National Association, as Trustee of the 90 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.5)

34.42       Park Bridge Lender Services LLC, as Operating Advisor of the 90 Fifth Avenue Mortgage Loan

34.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.7)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.46       Wells Fargo Bank, National Association, as Special Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.47       U.S. Bank National Association, as Trustee and Custodian of the Starwood Lodging Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       CoreLogic Solutions, LLC, as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

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

34.51       Wilmington Trust, National Association, as Trustee of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the Worldwide Plaza Mortgage Loan (see Exhibit 34.5)

34.53       Park Bridge Lender Services LLC, as Operating Advisor of the Worldwide Plaza Mortgage Loan (see Exhibit 34.42)

34.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 34.7)

34.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

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

34.58       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.5)

34.60       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.6)

34.61       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.7)

34.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.63       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan

34.64       AEGON USA Realty Advisors, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan prior to April 9, 2021(Omitted. See Explanatory Notes.)

34.65       Situs Holdings, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan on and after April 9, 2021 (see Exhibit 34.50)

34.66       Wells Fargo Bank, National Association, as Trustee of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.5)

34.68       Pentalpha Surveillance LLC, as Operating Advisor of the Marina Heights State Farm Mortgage Loan (see Exhibit 34.6)

34.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.70       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 34.1)

34.71       Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan

34.72       Wilmington Trust, National Association, as Trustee of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Custodian of the Apple Campus 3 Mortgage Loan (see Exhibit 34.5)

34.74       Pentalpha Surveillance LLC, as Operating Advisor of the Apple Campus 3 Mortgage Loan (see Exhibit 34.6)

34.75       CoreLogic Solutions, LLC, as Servicing Function Participant of the Apple Campus 3 Mortgage Loan (see Exhibit 34.7)

34.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Twelve Oaks Mall Mortgage Loan (see Exhibit 35.1)

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the Twelve Oaks Mall Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Esperanza Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the Esperanza Mortgage Loan (see Exhibit 35.2)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Two Democracy Mortgage Loan (see Exhibit 35.1)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the Two Democracy Mortgage Loan (see Exhibit 35.2)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 35.1)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 35.2)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.16       Wells Fargo Bank, National Association, as Special Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan (see Exhibit 35.1)

35.18       Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.1)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       KeyBank National Association, as Primary Servicer of the Marina Heights State Farm Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       AEGON USA Realty Advisors, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan prior to April 9, 2021 (Omitted. See Explanatory Notes.)

35.23       Situs Holdings, LLC, as Special Servicer of the Marina Heights State Farm Mortgage Loan on and after April 9, 2021 (Omitted. See Explanatory Notes.)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Apple Campus 3 Mortgage Loan (see Exhibit 35.1)

35.25       Torchlight Loan Services, LLC, as Special Servicer of the Apple Campus 3 Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 10, 2022